Form 10-K
period 2004-12-31
WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WFN CREDIT CO LLC
filed 2005-03-30
CIK 1282663, 1140096, 1139552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

333-113669, 333-60418-01; 333-60418
(Commission File Number)

World Financial Network Credit Card Master Note Trust

(Co-Registrant and Issuer of the Notes)

World Financial Network Credit Card Master Trust

(Co-Registrant and Issuer of the Collateral Certificate)

WFN Credit Company, LLC

(Co-Registrant and Transferor to each of the trusts)

(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of Incorporation of the Issuer)

31-1772814

(Registrant’s I.R.S. Employer Identification No.)

220 West Schrock Road
Westerville, Ohio 43081
(614) 729-5044

(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:	None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents Incorporated by Reference. None.

PART I

Item 1. Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to World Financial Network Credit Card Master Trust (the “Master Trust”) and the World Financial Network Credit Card Master Note Trust (the “Note Trust”). The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, first amended and restated as of September 17, 1999, and restated a second time as of August 1, 2001 (as amended or supplemented, the “Pooling Agreement”), between WFN Credit Company, LLC as transferor (“Transferor”), World Financial Network National Bank, as servicer, and BNY Midwest Trust Company, as trustee (the “Master Trust Trustee”). The Master Trust was formed for the purpose of acquiring certain trust assets and issuing asset backed certificates under the Pooling Agreement and one or more supplements thereto. The property of the Master Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities (the “Receivables”).

The Note Trust is a statutory trust formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of August 1, 2001 (the “Trust Agreement”), between the Transferor and Chase Bank, National Association (the “Owner Trustee”). The Note Trust was formed for the purpose of acquiring certain trust assets and issuing asset backed notes under the Master Indenture dated as of August 1, 2001 (as amended or supplemented, the “Indenture”) between the Note Trust and BNY Midwest Trust Company, as indenture trustee (the “Indenture Trustee”), and one or more supplements thereto. The property of the Note Trust includes World Financial Network Credit Card Master Trust Collateral Certificates (“Collateral Certificates”) representing an undivided interest in Receivables and other property related thereto held by the Master Trust.

On August 21, 2001 the Note Trust issued: $702,000,000 Class A Floating Rate Asset Backed Notes, Series 2001-A; $76,500,000 Class B Floating Rate Asset Backed Notes, Series 2001-A; and $121,500,000 Class C Floating Rate Asset Backed Notes, Series 2001-A. On November 7, 2002 the Note Trust issued: $468,000,000 Class A Series 2002-A Floating Rate Asset Backed Notes; $51,000,000 Class B Series 2002-A Floating Rate Assed Backed Notes; and $81,000,000 Class C Series 2002-A Floating Rate Asset Backed Notes. On December 18, 2002, the Note Trust issued the Class A Series 2002-VFN Floating Rate Asset Backed Notes and the Class B Series 2002-VFN Floating Rate Asset Backed Notes. On June 19, 2003 the Note Trust issued: $100,000,000 Class A-1 Floating Rate Asset Backed Notes, Series 2003-A; and $40,000,000 Class C-1 Floating Rate Asset Backed Notes, Series 2003-A. On August 14, 2003 the Note Trust issued: $368,000,000 Class A-2 Floating Rate Asset Backed Notes, Series 2003-A; $51,000,000 Class B Floating Rate Asset Backed Notes, Series 2003-A and $41,000,000 Class C-2 Floating Rate Asset Backed Notes, Series 2003-A. On May 19, 2004, the Note Trust issued: $390,000,000 Class A Floating Rate Asset Backed Notes, Series 2004-A; $42,500,000 Class B Floating Rate Asset Backed Notes, Series 2004-A; and $67,500,000 Class C Floating Rate Asset Backed Notes, Series 2004-A. On September 22, 2004, the Note Trust issued: $355,500,000 Class A Floating Rate Asset Backed Notes, Series 2004-B; $16,875,000 Class M Floating Rate Asset Backed Notes, Series 2004-B; $21,375,000 Class B Floating Rate Asset Backed Notes, Series 2004-B; $56,250,000 Class C Floating Rate Asset Backed Notes, Series 2004-B; $355,500,000 Class A Floating Rate Asset Backed Notes, Series 2004-C; $16,875,000 Class M Floating Rate Asset Backed Notes, Series 2004-C; $21,375,000 Class B Floating Rate Asset Backed Notes, Series 2004-C; and $56,250,000 Class C Floating Rate Asset Backed Notes, Series 2004-C.

The Series 2001-A Class C Notes, Series 2002-VFN Class A Notes, Series 2003-A Class A-1 Notes, Series 2003-A Class C-1 Notes and 2004-C Class C Notes have been privately placed. The Series 2002-VFN Class B Notes were purchased by the Transferor.

In no-action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts established by financial and retailing institutions, whose principal assets are receivables generated under consumer credit accounts owned by such institutions and transferred to such trusts, the Division of Corporate Finance has stated that it would not raise any objection if the servicer or depositor of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See, e.g., Sears Credit Account Master Trust II (August 24, 1995); Mercantile Credit Card Master Trust (August 23,

1995); Banc One Credit Card Master Trust (May 26, 1995); Household Affinity Credit Card Master Trust I (April 29, 1994); Sears Credit Account Master Trust I (December 23, 1993); First Deposit Master Trust (December 23, 1993); Discover Card Trust 1993 B (April 9, 1993); Prime Credit Master Trust (January 29, 1993); Private Label Credit Card Master Trust (May 20, 1992); and Chase Manhattan Credit Card Master Trust 1990-A (March 22, 1991).

Item 2.     Properties

Not applicable.

See Item 15.

Item 3.     Legal Proceedings

There were no material legal proceedings involving the Registrants, or to the extent relating to the Master Trust, the Note Trust or the assets of the Master Trust or the Note Trust, the Master Trust Trustee or the Indenture Trustee, the Transferor, the Servicer or the Owner Trustee, which were pending at December 31, 2004 or as of the date of this report, other than ordinary routine litigation involving the assets of the Master Trust or the duties of the Indenture Trustee, the Owner Trustee, the Servicer or the Transferor.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Each publicly offered class of the Note Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

(b)	Not applicable.

(c)	Not applicable.

Item 6.     Selected Financial Data

     Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

Not applicable.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

Item 9A.     Controls and Procedures

Not Applicable.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Not applicable.

Item 11.     Executive Compensation

Not applicable.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Transferor owns 100% of the Transferor Interest issued by the Note Trust pursuant to the Trust Agreement.

Each publicly offered class of the Note Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

Item 13.     Certain Relationships and Related Transactions

None.

Item 14.     Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     (1)     Not applicable.

          (2)     Not applicable.

          (3)     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)     Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on behalf of the registrants by the undersigned, thereunto duly authorized.

Date: March 30, 2005

WFN CREDIT COMPANY, LLC, as Co-Registrant, and as depositor on behalf of WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST AND WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST, as Co-Registrants
By:	/s/ Daniel T. Groomes
	Name:	Daniel T. Groomes
	Title:	President

EXHIBIT INDEX

Exhibit 31: Certificate of Officer of Servicer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2004.

Exhibit 99.2: Report of Independent Registered Public Accounting Firm on Management’s Assertions with respect to World Financial Network Credit Card Master Trust.