Form 10-K
period 2005-12-31
WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2006-03-31
CIK 1282663, 1139552, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

333-113669, 333-60418-01; 333-60418
(Commission File Numbers)

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

Indicate by check mark if the registrant is a well-known seasonal issuer (as defined in Rule 405 of the Securities Act of 1933).

 ☐ Yes     ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Securities Exchange Act of 1934.  ☐ Yes     ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
 Large Accelerated Filer: ☐     Accelerated Filer: ☐     Non-Accelerated Filer: ☑
Indicate by Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents Incorporated by Reference. None.

PART I

Item 1. Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to World Financial Network Credit Card Master Trust (the “Master Trust”) and the World Financial Network Credit Card Master Note Trust (the “Note Trust”). The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, first amended and restated as of September 17, 1999, and amended and restated a second time as of August 1, 2001 (as amended or supplemented, the “Pooling Agreement”), between WFN Credit Company, LLC as transferor (“Transferor”), World Financial Network National Bank, as servicer, and BNY Midwest Trust Company, as trustee (the “Master Trust Trustee”). The Master Trust was formed for the purpose of acquiring certain trust assets and issuing asset backed certificates under the Pooling Agreement and one or more supplements thereto. The property of the Master Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities (the “Receivables”).

The Note Trust is a statutory trust formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of August 1, 2001 (the “Trust Agreement”), between the Transferor and Chase Bank USA, National Association (the “Owner Trustee”). The Note Trust was formed for the purpose of acquiring certain trust assets and issuing asset backed notes under the Master Indenture dated as of August 1, 2001 (as amended or supplemented, the “Indenture”) between the Note Trust and BNY Midwest Trust Company, as indenture trustee (the “Indenture Trustee”), and one or more supplements thereto. The property of the Note Trust includes World Financial Network Credit Card Master Trust Collateral Certificates (“Collateral Certificates”) representing an undivided interest in Receivables and other property related thereto held by the Master Trust.

On August 21, 2001 the Note Trust issued: $702,000,000 Class A Floating Rate Asset Backed Notes, Series 2001-A; $76,500,000 Class B Floating Rate Asset Backed Notes, Series 2001-A; and $121,500,000 Class C Floating Rate Asset Backed Notes, Series 2001-A. On November 7, 2002 the Note Trust issued: $468,000,000 Class A Series 2002-A Floating Rate Asset Backed Notes; $51,000,000 Class B Series 2002-A Floating Rate Asset Backed Notes; and $81,000,000 Class C Series 2002-A Floating Rate Asset Backed Notes. On December 18, 2002, the Note Trust issued the Class A Series 2002-VFN Floating Rate Asset Backed Notes and the Class B Series 2002-VFN Floating Rate Asset Backed Notes. On June 19, 2003 the Note Trust issued: $100,000,000 Class A-1 Floating Rate Asset Backed Notes, Series 2003-A; and $40,000,000 Class C-1 Floating Rate Asset Backed Notes, Series 2003-A. On August 14, 2003 the Note Trust issued: $368,000,000 Class A-2 Floating Rate Asset Backed Notes, Series 2003-A; $51,000,000 Class B Floating Rate Asset Backed Notes, Series 2003-A and $41,000,000 Class C-2 Floating Rate Asset Backed Notes, Series 2003-A. On May 19, 2004, the Note Trust issued: $390,000,000 Class A Floating Rate Asset Backed Notes, Series 2004-A; $42,500,000 Class B Floating Rate Asset Backed Notes, Series 2004-A; and $67,500,000 Class C Floating Rate Asset Backed Notes, Series 2004-A. On September 22, 2004, the Note Trust issued: $355,500,000 Class A Floating Rate Asset Backed Notes, Series 2004-B; $16,875,000 Class M Floating Rate Asset Backed Notes, Series 2004-B; $21,375,000 Class B Floating Rate Asset Backed Notes, Series 2004-B; $56,250,000 Class C Floating Rate Asset Backed Notes, Series 2004-B; $355,500,000 Class A Floating Rate Asset Backed Notes, Series 2004-C; $16,875,000 Class M Floating Rate Asset Backed Notes, Series 2004-C; $21,375,000 Class B Floating Rate Asset Backed Notes, Series 2004-C; and $56,250,000 Class C Floating Rate Asset Backed Notes, Series 2004-C.

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

Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2.     Properties

Not applicable.

See Item 15.

Item 3.     Legal Proceedings

(a)  There were no material legal proceedings involving the Registrants, or to the extent relating to the Master Trust, the Note Trust or the assets of the Master Trust or the Note Trust, the Master Trust Trustee or the Indenture Trustee, the Transferor, the Servicer or the Owner Trustee, which were pending at December 31, 2005 or as of the date of this report, other than ordinary routine litigation involving the assets of the Master Trust or the duties of the Indenture Trustee, the Owner Trustee, the Servicer or the Transferor.

(b)    Not applicable.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Not applicable.

Item 11.     Executive Compensation

Not applicable.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Date: March 31, 2006

WFN CREDIT COMPANY, LLC, as Co-Registrant, and as depositor on behalf of WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST AND WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST, as Co-Registrants
By:	/s/ Daniel T. Groomes
	Name:	Daniel T. Groomes
	Title:	President

EXHIBIT INDEX

Exhibit 31: Certificate of Officer of Servicer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2005.

Exhibit 99.2: Report of Independent Registered Public Accounting Firm on Management’s Assertions with respect to World Financial Network Credit Card Master Trust.