Form 10-K
period 2008-12-31
WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2009-03-31
CIK 1282663, 1139552, 1140096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

World Financial Network National Bank

(Exact Name of Sponsor as Specified in its Charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒	Smaller Reporting Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

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

Documents Incorporated by Reference. None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB: Significant obligors of pool assets (Financing information).

Not applicable.

Item 1114(b)(2) of Regulation AB: Credit enhancement and other support, except for certain derivatives instruments (Financial information).

Not applicable.

Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information).

Not applicable.

Item 1117 of Regulation AB: Legal proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of The Bank of New York Mellon Trust Company, N.A. (“BNYMTC”), as indenture trustee (the “Indenture Trustee”) or as trustee for World Financial Network Credit Card Master Trust, U.S. Bank Trust National Association, as owner trustee for the Issuing Entity (the “Owner Trustee”), World Financial Network National Bank, as Servicer and Sponsor, WFN Credit Company, LLC, as Depositor, or ADS Alliance Data Systems, Inc., as sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the Notes issued by the issuing entity.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:	Directors and Executive Officers of the Registrant

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management

Item 13:	Certain Relationships and Related Transactions

Item 14:	Principal Accountant Fees and Services

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of World Financial Network National Bank, ADS Alliance Data Systems, Inc. (“ADS”) and BNYMTC (each, a “Servicing Participant”) has been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.

The Servicing Report of ADS identified the following material instance of noncompliance by ADS with the applicable servicing criteria:

•

1122(d)(3)(i): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. The monthly noteholders statements for the World Financial Network Credit Card Master Note Trust for the periods ended January 31, 2008 and February 29, 2008, incorrectly reported $0.00 on line V.(h) Required Transferor’s Interest.

The Servicing Report of BNYMTC identified the following material instance of noncompliance by BNYMTC with the applicable servicing criteria:

•

1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements. During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents. The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by BNYMTC as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series.

As set forth in Exhibit 33.4 to this Form 10-K, BNYMTC has notified the registrant that KPMG LLP’s testing of item 1122(d)(2)(i) was performed on a statistical sample that did not include World Financial Network Credit Card Master Note Trust, and as a result, the identified material instance of noncompliance noted in the preceding paragraph did not relate to the World Financial Network Credit Card Master Note Trust transactions.

World Financial Network National Bank believes that no material impact to the noteholders resulted from the instances of noncompliance described above.

Neither the Servicing Report nor the Attestation Report for World Financial Network National Bank has identified any material instance of noncompliance with the servicing criteria applicable to the related Servicer.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of World Financial Network National Bank and ADS Alliance Data Systems, Inc. has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer. Each Compliance Statement is attached as an exhibit to this 10-K.

PART IV

Item 15. Exhibits And Financial Statement Schedules.

(a)	(1)	Not Applicable.

	(2)	Not Applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009

WFN CREDIT COMPANY, LLC, as Depositor

By:	/s/ Daniel T. Groomes
Name:	Daniel T. Groomes
Title:	President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement, filed on May 8, 2001 (No. 333-60418-00 and 333-60418-01)).

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.1	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.2	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003).

Exhibit 4.3	Supplemental Indenture No. 1 to Master Indenture, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by World Financial Network Credit Card Master Trust on August 28, 2003).

Exhibit 4.4	Supplemental Indenture No. 2 to Master Indenture, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.5	Supplemental Indenture No. 3 to Master Indenture, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.6	Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among World Financial Network National Bank, World Financial Network Credit Card Master Note Trust, BNY Midwest Trust Company, as resigning indenture trustee, and The Bank of New York Trust Company, N.A., as successor indenture trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.7	Series 2003-A Indenture Supplement, dated as of June 19, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by World Financial Network Credit Card Master Trust on August 28, 2003).

Exhibit 4.8	Series 2003-A Issuance Supplement, dated as of August 14, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by World Financial Network Credit Card Master Trust on August 28, 2003).

Exhibit 4.9	Series 2004-A Indenture Supplement, dated as of May 19, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 27, 2004).

Exhibit 4.10	Series 2004-C Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust, as issuer and BNY Midwest Trust Company, as indenture trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 28, 2004).

Exhibit 4.11	Series 2008-A Indenture Supplement, dated as of September 12, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.12	Series 2008-B Indenture Supplement, dated as of September 12, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.13	Transfer and Servicing Agreement, dated as of August 1, 2001 among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.14	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.15	Third Amendment to Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.16	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.17	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.18	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007).

Exhibit 4.19	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.20	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001).

Exhibit 4.21	Second Amended and Restated Service Agreement, dated as of April 1, 2006, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 4.17 of Registrant’s Registration Statement on June 11, 2007 (No. 333-133170)).

Exhibit 4.22	Amendment to the Second Amended and Restated Service Agreement, dated as of April 1, 2006, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 4.18 of Registrant’s Registration Statement on June 11, 2007 (No. 333-133170)).

Exhibit 4.23	Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.24	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.25	Third Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.26	Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.27	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007).

Exhibit 4.28	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.29	Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.30	Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.31	First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.32	Collateral Certificate No. 2 (incorporated by reference to Exhibit 4.12 of Registrant’s Registration Statement, filed on March 17, 2004 (Nos. 333-113669, 333-113669-01 and 333-113669-02).

Exhibit 31.1	Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pre-Regulation AB for the period from and including January 1, 2008 to and including August 31, 2008 (the last day of the monthly period before which World Financial Network Credit Card Master Note Trust first issued securities subject to Regulation AB).

Exhibit 31.2	Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including September 1, 2008 to and including December 31, 2008.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of World Financial Network National Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of ADS Alliance Data Systems, Inc.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.4	Letter from The Bank of New York Mellon Trust Company, N.A. to the registrant.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of World Financial Network National Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of ADS Alliance Data Systems, Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A.

Exhibit 35.1	Servicing Compliance Statement of World Financial Network National Bank.

Exhibit 35.2	Servicing Compliance Statement of ADS Alliance Data Systems, Inc.