Form 10-K
period 2009-12-31
WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2010-03-31
CIK 1282663, 1139552, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
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
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

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
Documents Incorporated by Reference. None.

PART I
Item 1: Business
Item 1A: Risk Factors
Item 1B: Unresolved Staff Comments
Item 2: Properties
Item 3: Legal Proceedings
Item 4: (Removed and Reserved)
Item 1112(b) of Regulation AB: Significant obligors of pool assets (Financing information).
Item 1114(b)(2) of Regulation AB: Credit enhancement and other support, except for certain derivatives instruments (Financial information).
Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information).
Item 1117 of Regulation AB: Legal proceedings.
PART II
Item 5: Market for Registrant’s Common Equity, and Related Stockholder Matters
Item 6: Selected Financial Data
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Item 8: Financial Statements and Supplementary Data
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A: Controls and Procedures
Item 9B. Other Information
PART III
Item 10: Directors and Executive Officers of the Registrant
Item 11: Executive Compensation
Item 12: Security Ownership of Certain Beneficial Owners and Management
Item 13: Certain Relationships and Related Transactions
Item 14: Principal Accountant Fees and Services
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Item 1123 of Regulation AB: Servicer Compliance Statement.
PART IV
Item 15. Exhibits And Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-33.1
EX-33.2
EX-33.3
EX-33.4
EX-34.1
EX-34.2
EX-34.3
EX-35.1
EX-35.2

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
     Item 1: Business
     Item 1A: Risk Factors
Item 1B: Unresolved Staff Comments
     Not applicable.
     Item 2: Properties
     Item 3: Legal Proceedings
     Item 4: (Removed and Reserved)
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
Item 1117 of Regulation AB: Legal proceedings.
There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of The Bank of New York Mellon Trust Company, N.A. (“BNYMTC”), as indenture trustee (the “Indenture Trustee”) or as trustee for World Financial Network Credit Card Master Trust, U.S. Bank Trust National Association, as owner trustee for the Issuing Entity (the” Owner Trustee”), World Financial Network National Bank, as Servicer and Sponsor, WFN Credit Company, LLC, as Depositor, or ADS Alliance Data Systems, Inc., as sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the Notes issued by the issuing entity.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

     Item 5: Market for Registrant’s Common Equity, and Related Stockholder Matters
     Item 6: Selected Financial Data
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of World Financial Network National Bank, ADS Alliance Data Systems, Inc. (“ADS”) and BNYMTC (each, a “Servicing Participant”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants, except as set forth in the immediately following paragraph.
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
As set forth in Exhibit 33.4 to this Form 10-K, BNYMTC has notified the registrant that KPMG LLP’s testing of item 1122(d)(2)(i) was performed on a statistical sample, which included World Financial Network Credit Card Master Note Trust; however, such test did not uncover any errors or omissions relating to the World Financial Network Credit Card Master Note Trust transactions. World Financial Network National Bank believes that no material impact to the noteholders resulted from the instances of noncompliance described above.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Date: March 31, 2010

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

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement, filed on May 8, 2001 (No. 333-60418-00 and 333-60418-01)).

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.1	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.2	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003).

Exhibit 4.3	Supplemental Indenture No. 1 to Master Indenture, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by World Financial Network Credit Card Master Trust on August 28, 2003).

Exhibit 4.4	Supplemental Indenture No. 2 to Master Indenture, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.5	Supplemental Indenture No. 3 to Master Indenture, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.6	Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among World Financial Network National Bank, World Financial Network Credit Card Master Note Trust, BNY Midwest Trust Company, as resigning indenture trustee, and The Bank of New York Trust Company, N.A., as successor indenture trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.7	Series 2004-A Indenture Supplement, dated as of May 19, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 27, 2004).

Exhibit 4.8	ISDA Master Agreement (Series 2004-A Class A), dated as of May 19, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.9	ISDA Master Agreement (Series 2004-A Class B), dated as of May 19, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.10	ISDA Master Agreement (Series 2004-A Class C), dated as of May 19, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.11	Schedule to the Master Agreement (Series 2004-A Class A), dated as of May 19, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.12	Schedule to the Master Agreement (Series 2004-A Class B), dated as of May 19, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.13	Schedule to the Master Agreement (Series 2004-A Class C), dated as of May 19, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.14	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-A Class A), dated as of May 19, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.15	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-A Class B), dated as of May 19, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.16	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-A Class C), dated as of May 19, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on May 27, 2004).

Exhibit 4.17	Series 2004-C Indenture Supplement, dated as of September 22, 2004, between World Financial Network Credit Card Master Note Trust, as issuer and BNY Midwest Trust Company, as indenture trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 28, 2004).

Exhibit 4.18	ISDA Master Agreement (Series 2004-C Class A), dated as of September 22, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.19	ISDA Master Agreement (Series 2004-C Class M), dated as of September 22, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.20	ISDA Master Agreement (Series 2004-C Class B), dated as of September 22, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.21	ISDA Master Agreement (Series 2004-C Class C), dated as of September 22, 2004, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.22	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-C Class A), dated as of September 22, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.15 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.23	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-C Class M), dated as of September 22, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.16 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.24	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-C Class B), dated as of September 22, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.17 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.25	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2004-C Class C), dated as of September 22, 2004, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.18 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Trust and World Financial Network Credit Card Master Note Trust on September 28, 2004).

Exhibit 4.26	Series 2008-A Indenture Supplement, dated as of September 12, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on

Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.27	ISDA Master Agreement (Series 2008-A Class A), dated as of September 12, 2008, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.28	ISDA Master Agreement (Series 2008-A Class M), dated as of September 12, 2008, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.29	ISDA Master Agreement (Series 2008-A Class B), dated as of September 12, 2008, between Barclays Bank plc and World Financial Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.30	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2008-A Class A), dated as of September 12, 2008, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.31	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2008-A Class M), dated as of September 12, 2008, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.32	Confirmation for U.S. Dollar Interest Rate Swap Transaction Under 1992 Master Agreement (Series 2008-A Class B), dated as of September 12, 2008, from Barclays Bank plc to World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.33	Series 2008-B Indenture Supplement, dated as of September 12, 2008, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 18, 2008).

Exhibit 4.34	Series 2009-A Indenture Supplement, dated as of April 14, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 20, 2009).

Exhibit 4.35	Series 2009-B Indenture Supplement, dated as of August 13, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon

Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.36	Series 2009-C Indenture Supplement, dated as of August 13, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.37	Series 2009-D Indenture Supplement, dated as of August 13, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.38	Transfer and Servicing Agreement, dated as of August 1, 2001 among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.39	First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.40	Third Amendment to Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.41	Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.42	Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.43	Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007).

Exhibit 4.44	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.45	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001).

Exhibit 4.46	First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on July 31, 2009).

Exhibit 4.47	Third Amended and Restated Service Agreement, dated as of May 15, 2008, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.48	Amendment to the Second Amended and Restated Service Agreement, dated as of April 1, 2006, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 4.18 of Registrant’s Registration Statement on June 11, 2007 (No. 333-133170)).

Exhibit 4.49	Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.50	Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.51	Third Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.52	Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.53	Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007).

Exhibit 4.54	Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.55	Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.56	Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.57	First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.58	Collateral Certificate No. 2 (incorporated by reference to Exhibit 4.12 of Registrant’s Registration Statement, filed on March 17, 2004 (Nos. 333-113669, 333-113669-01 and 333-113669-02).

Exhibit 31.1	Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2009 to and including December 31, 2009.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of World Financial Network National Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of ADS Alliance Data Systems, Inc.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.4	Letter from The Bank of New York Mellon Trust Company, N.A. to the registrant.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of World Financial Network National Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of ADS Alliance Data Systems, Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A.

Exhibit 35.1	Servicing Compliance Statement of World Financial Network National Bank.

Exhibit 35.2	Servicing Compliance Statement of ADS Alliance Data Systems, Inc.