Form 10-K
period 2011-12-31
WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2012-03-27
CIK 1282663, 1139552, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

World Financial Network Bank
(Exact Name of Sponsor as Specified in its Charter)

Delaware
(State of Organization of the Registrant)

31-1772814
(I.R.S. Employer Identification No.)

220 West Schrock Road
Westerville, Ohio 43081
(614) 729-5044
(Address and Telephone Number of Principal Executive Office of Registrant)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company ☐

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

Documents Incorporated by Reference.  None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Mine Safety Disclosures

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

Item 1117 of Regulation AB: Legal proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of The Bank of New York Mellon Trust Company, N.A. (“BNYMTC”), as indenture trustee (the “Indenture Trustee”) or as trustee for World Financial Network Credit Card Master Trust, U.S. Bank Trust National Association, as owner trustee for the Issuing Entity  (the  “Owner Trustee”), World Financial Network Bank, as Servicer and Sponsor, WFN Credit Company, LLC, as Depositor, or ADS Alliance Data Systems, Inc., as sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the Notes issued by the issuing entity.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Item 6:	Selected Financial Data

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of World Financial Network Bank, ADS Alliance Data Systems, Inc. (“ADS”) and BNYMTC (each, a  “Servicing Participant”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the issuing entity.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.   Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of World Financial Network Bank and ADS Alliance Data Systems, Inc. has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

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

Date:  March 27, 2012

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

Exhibit 4.9
Series 2009-D Indenture Supplement, dated as of August 13, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.10
Series 2010-A Indenture Supplement, dated as of July 8, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 14, 2010).

Exhibit 4.11
Series 2011-A Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.12
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

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

Exhibit 4.20
Eighth Amendment to the Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2011).

Exhibit 4.21
Ninth Amendment to the Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.22
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

Exhibit 4.23
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

Exhibit 4.25
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on July 31, 2009).

Exhibit 4.26
Third Amended and Restated Service Agreement, dated as of May 15, 2008, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.27
Amendment to the Second Amended and Restated Service Agreement, dated as of April 1, 2006, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 4.18 of Registrant’s Registration Statement on June 11, 2007 (No. 333-133170)).

Exhibit 4.28
Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.29
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

Exhibit 4.30
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

Exhibit 4.31
Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.32
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

Exhibit 4.33
Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.34
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

Exhibit 4.35
Eighth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A.  (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.36
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

Exhibit 4.37
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.38
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

Exhibit 4.40	Collateral Certificate No.2 (incorporated by reference to Exhibit 4.12 of Registrant’s Registration Statement, filed on March 17, 2004 (Nos. 333-113669, 333-113669-01 and 333-113669-02).

Exhibit 4.41
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.42
Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank (formerly known as World Financial Network National Bank) and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.43
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